Form 10-K/A
period 2001-12-31
WELLS FARGO ASSET SEC CORP MOR PASS THR CERT SER 2001-28
filed 2002-12-19
CIK 1162702

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001


      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission File Number:  333-62184-13

         Wells Fargo Asset Securities Corporation
         Mortgage Pass-Through Certificates
         Series 2001-28
         (Exact name of registrant as specified in its charter)



   New York                                        26-0001937
  (State or other jurisdiction of                  26-0001950
  incorporation or organization)                   (I.R.S. Employer
                                                   Identification No.)


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2002 on behalf of Wells Fargo Asset Securities Corporation Mortgage Pass-Through Certificates, Series 2001-28 established pursuant to the Pooling and Servicing Agreement among Wells Fargo Asset Securities Corporation as Seller, Wells Fargo Bank Minnesota, National Association as Master Servicer, and First Union National Bank as Trustee pursuant to which Wells Fargo Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 2001-28 registered under the Securities Act of 1933 (the "Certificates") were issued.




  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>



   (b) On January 10, 2002 a report on Form 8-K was filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


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



    Wells Fargo Asset Securities Corporation
    Mortgage Pass-Through Certificates
    Series 2001-28
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Master Servicer

  By:   Edward M. Frere, Jr., as Senior Vice President

  By: /s/  Edward M. Frere, Jr.

  Dated: December 16, 2002

Sarbanes-Oxley Certification


I, Edward M. Frere, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Wells Fargo Asset Securities Corporation Mortgage Pass-Through Certificates Series 2001-28.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Edward M. Frere, Jr.
      [Signature]


      Senior Vice President
      [Title]



  Exhibit Index

  Exhibit No.

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

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


Ex 99.1 (a)
Deloine & Touche LLP
Two Hilton Court
P.O. Box 319
Parsippany, New Jersey 07054-0319

Tel: (973) 683-7000
Fax: (973) 683-7459
www.us.deloitte.com


INDEPENDENT ACCOUNTANT'S REPORT

To Cendant Mortgage Corporation:

We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bank Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.



February 15, 2002

Ex 99.1 (b)
KPMG    (logo)

345 Riverview
Suite 100
Wichita, KS 67203

Independent Accountants' Report


The Board of Directors Central National Bank:

We have examined management's assertion, included in the accompanying management assertion, that Central National Bank complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2001. Management is responsible for Central National
Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Central National Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Central National Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that Central National Bank complied with the aforementioned minimum servicing standards during the year ended December 31, 2001 is fairly stated, in all material respects.



March 8, 2002

Ex 99.1 (c)
ANDERSEN     (logo)

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors of
Chevy Chase Bank, F.S.B.:

We have examined management's assertion about Chevy Chase Bank, F.S.B.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that Chevy Chase Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $12,000,000, respectively, as of and for the period ended September 30, 2001 included in the accompanying Management's Assertion on the Mortgage Bankers Association of America's Minimum Servicing Requirements. Management is responsible for Chevy Chase Bank, F.S.B.'s compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Chevy Chase Bank, F.S.B.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Chevy Chase Bank, F.S.B.'s compliance with the minimum servicing standards.

In our opinion, management's assertion regarding Chevy Chase Bank, F.S.B.'s compliance with the aforementioned minimum servicing standards and that Chevy Chase Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $12,000,000, respectively, on September 30, 2001 is fairly stated, in all material respects.

Vienna, VA
October 17, 2001

Ex 99.1 (d)
PRICEWATERHOUSECOOPERS    (logo)

PricewaterhouseCoopers LLP
301 Commerce Street
City Center Tower 11
Suite 1900
Fort Worth TX 76102-4183
Telephone (817) 810 9998
Facsimile (817) 877 2260
          (817) 332 2710

Report of Independent Accountants

To the Board of Directors and Stockholder of Colonial Savings, F.A.

We have examined management's assertion about Colonial Savings, F.A. (the Company's) compliance with the minimum standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2001, included in the accompanying management assertion (Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2001 is fairly stated, in all material respects.


December 4, 2001

Ex 99.1 (e)
Grant Thornton    (logo)

Accountants and Management Consultants

REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S
ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS
SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

Board of Directors
Countrywide Credit Industries, Inc.

We have examined management's assertion about Countrywide Credit
Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the ten months ended December 31, 2001 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of is evidence about the Certified Public Accountants and, accordingly, included examining, on a test basis Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) complied with the aforementioned minimum servicing standards as of and for the ten months ended December 31, 2001 is fairly stated, in all material respects.


Los Angeles, California
March 7, 2002

Ex 99.1 (f)
PRICEWATERHOUSECOOPERS    (logo)

PricewaterhouseCoopers LLP
650 Third Avenue South
Park Building
Suite 1300
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160


Report of Independent Accountants

To the Board of Directors
of CUNA Mutual Mortgage Corporation

We have examined management's assertion about CUNA Mutual Mortgage Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001 included in the accompanying management assertion
(see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.



March 1, 2002

Ex 99.1 (g)
ERNST&YOUNG       (LOGO)

Ernst & Young LLP
4200 One Shell Square
701 Poydras Street
New Orleans
Louisiana 70139-9869
Phone: (504)581-4200
www.ey.com

Report of Independent Accountants on Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

The Directors' Audit Committee
Hibernia Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that Hibernia National Bank (the Company), a wholly owned subsidiary of Hibernia Corporation, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2001. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2001, is fairly stated, in all material respects.

This report is intended solely for the information and use of the Directors' Audit Committee, management, and the U.S. Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.

March 22, 2002

Ernst & Young LLP is a member of Ernst & Young International, Ltd.

Ex 99.1 (h)
KPMG    (logo)

Suite 2700 Independent Square
One Independent Drive
PO. Box 190
Jacksonville, FL 32201-0190

Independent Auditors' Report
On The Uniform Single Attestation Program for Mortgage Bankers

The Board of Directors
HomeSide Lending, Inc.:

We have examined management's assertion about HomeSide Lending, Inc. and subsidiaries' (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended September 30, 2001, included in the accompanying management assertion letter dated December 7, 2001. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of S76 million and $20 million, respectively, as of and for the year ended September 30, 2001 is fairly stated, in all material respects.

December 7, 2001

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG international, a Swiss association.

Ex 99.1 (i)
KPMG (LOGO)

12 Fountain Plaza, Suite 601
Buffalo, NY 14202

The Board of Directors
HSBC Mortgage Corporation (USA):

Independent Accountants' Report

We have examined management's assertion, included in the accompanying Management Assertion, that HSBC Mortgage Corporation (USA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards during the year ended December 31, 2001 is fairly stated, in all material respects.

February 1, 2002
Buffalo, New York


KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

Ex 99.1 (j)
ERNST&YOUNG (LOGO)
Ernst & Young LLP
1100 Huntington Center
41 South High Street
Columbus, Ohio 43215
Phone: (614) 224-5678
Fax: (614) 222-3939
www.ey.com


Report of Independent Accountants

Board of Directors
The Huntington Mortgage Company

We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2001. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements.

In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2001 is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

March 8, 2002

Ernst & Young LLP is a member of Ernst & Young International, Ltd

Ex 99.1 (k)
KPMG    (logo)

303 East Wacker Drive
Chicago, IL 60601-5212


Independent Accountants' Report


The Board of Directors
MidAmerica Bank, fsb:


We have examined management's assertion, included in the accompanying
Management Assertion, that MidAmerica Bank, fsb (Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2001. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances.
We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.



March 15, 2002

Ex 99.1 (l)
ERNST & YOUNG  (logo)

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115-1405
Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year ended December 31, 2001. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified requirements.

In our opinion, management's assertion, that NCM complied with the aforementioned requirements during the year ended December 31, 2001, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM's private investors and is not intended to be and should not be used by anyone other than these specified parties.



January 29, 2002


Ex 99.2 (a)
Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

CENDANT MORTGAGE     (logo)

As of and for the year ended December 31, 2001, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

Cendant Mortgage Corporation



Terence W. Edwards
President and Chief Executive Officer

Mark Danahy
Senior Vice President & Chief Financial Officer

Martin L. Foster
Senior Vice President - Loan Servicing

Ex 99.2 (b)
Central
National Bank    (logo)

As of and for the period ended December 31, 2001, Central National Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Central National Bank had in effect a fidelity bond and effors and omissions policy in the amount of $9,500,000.

Central National Bank

By:

Edward J. Meekins, Vice President

April 1, 2002

Ex 99.2 (c)
CHEVY CHASE BANK     (logo)

Chevy Chase Bank
7501 Wisconsin Avenue
Bethesda, Maryland 20814

Management's Assertion on the Mortgage Bankers Association of America's Minimum Servicing Requirements

As of and for the year ended September 30, 2001, Chevy Chase Bank, F.S.B.
(The "Bank") has complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Chevy Chase Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $12,000,000, respectively.

Alexander R.M. Boyle
Vice Chairman of the Board


Stephen R. Halpin, Jr.
Executive Vice President and
Chief Financial Officer



Vicki L. Parry
Vice President


October 17, 2001

Ex 99.2 (d)
Colonial
Savings     (logo)

December 4, 2001

As of and for the year ended September 30, 2001, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $7,500,000.


Jim E. DuBose
President, Chief Executive Officer



Donna Dempsey
Executive Vice President, Chief Financial Officer

Ex 99.2 (e)
Countrywide     (logo)


4500 PARK GRANADA
CALABASAS, CALIFORNIA 91302

(818) 225-3000

March 7, 2002

Grant Thornton LLP
1000 Wilshire Boulevard, Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the ten months ended December 31, 2001, Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $230,000,000.


Thomas K. McLaughlin
Senior Managing Director and
Chief Financial Officer

Ex 99.2 (f)
CUNA Mutual Mortgage    (logo)
Corporation

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 1, 2002

As of and for the year ended December 31, 2001, CUNA Mutual Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Division had in effect a fidelity bond and errors and omissions policy in the amounts of $25,000,000 and $ 10,000,000 respectively.


Stephen P. Renock, IV
President and Chief Executive Officer
CUNA Mutual Mortgage Corporation


Mark Hiatt
Senior Vice President, Servicing
CUNA Mutual Mortgage Corporation



Michael W. Campbell
Vice President, Servicing
CUNA Mutual Mortgage Corporation

Ex 99.2 (g)
HIBERNIA
MEMBER FDIC (LOGO)

MANAGEMENT ASSERTION

As of and for the period ended December 31, 2001, Hibernia National Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). As of and for this same period, Hibernia National Bank had in effect a fidelity bond and errors and omissions policy. Refer to the enclosed certificates for the specific amounts.

Greg J Bell
Senior Vice President

Date: 4/5/2002

HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, LOUISIANA 70821 *225-381-2000

Ex 99.2 (h)
HOMESIDE
LENDING INC.(LOGO)

Management Assertion Letter

As of and for the year ended September 30, 2001, HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HomeSide Lending had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively.

William Glasgow, Jr.

December 7, 2001

Post Office Box 45298, Jacksonville, FL 32232-5298 * 1-800-874-0209

EQUAL HOUSING
LENDER          (logo)

Ex 99.2 (i)
HSBC (LOGO)

Management Assertion

As of and for the year ended December 31, 2001, HSBC Mortgage Corporation
(USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $490,000,000 and $60,000,000, respectively.


David J Hunter
President

Daniel B. Duggan
SVP, Risk Management

Susan A. Wojnar
SVP, Mortgage Servicing

HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043

Ex 99.2 (j)
Report of Management

Huntington
Mortgage
Company (LOGO)

We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP. As of and for this same period, HMC had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $10,000,000.

Thomas J. Finnegan III
President and Chief Executive Officer

Irving A. Adler
Senior Vice President

March 8, 2002

Ex 99.2 (k)
MidAmerica Bank     (logo)


Management Assertion


As of and for the year ended December 31, 2001, Mid America Bank, fsb (Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond policy in the amount of $20,000,000 and an errors and omissions policy in the amount of $7,000,000.


Allen Koranda                                   Jerry Weberling
Chairman of the Board and                       Executive Vice President and
Chief Executive Officer                         Chief Financial Officer.



March 15, 2002

Ex 99.2 (l)
NationalCity
Mortgage        (logo)



National City Mortgage Co.
3232 Newmark Drive - Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards.
We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond and errors policy in the amount of $95 million and an omissions policy in the amount of $40 million.

T. Jackson Case Jr., Executive Vice President

January 29, 2002


Ex 99.3 (a)
CENDANT
Mortgage    (logo)


June 13, 2002

Wells Fargo Bank Minnesota, NA
Corporate Trust Services
MAC N02702-011
9062 Old Annapolis Road
Columbia, MD 21045

Attn: Dionne Waldron-Dixon

RE:     Officer's Certificate - Annual Certification

Dear Master Servicer:

The undersigned officer certifies the following for Cendant Mortgage Corp. for the 2001 calendar year. To the best of our knowledge:

a) The activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo:

b) The Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) The Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;

d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo;

f)  All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

Officer- Marc J. Hinkle

Vice President - Loan Servicing

Title

6/13/2002
Date

Ex 99.3 (b)
Central
National Bank    (logo)

April 1, 2002

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

A. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the term of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

B. I have confirmed that the Servicer is currently and approved FNMA or FHLMC servicer in good standing

C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

D. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

E. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgage Property, the reason for the nonpayment has been reported to Norwest Bank Minnesota, N.A.;

F.  All Custodial Accounts have been reconciled and are properly funded; and

G. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:



Edward J. Meekins
Vice President and Director of Mortgage Banking
4/l/2002

Ex 99.3 (c)
CHEVY CHASE BANK    (logo)

Chevy Chase Bank
6151 Chevy Chase Drive
Laurel, Maryland 20707

Wells Fargo Bank MPF
Inv No 604, 605, 606, 610
Inv No 615, 628, 629, 710
11000 Broken Land Parkway
Columbia, MD 21044
Dionne Waldron-Dixon


Subject: Annual Audited Financial Statements, Uniform Single Audit Letter and Statement of Compliance Certification (F.Y. Ending 09/30/01)

In compliance with the servicing guidelines and requirements outlined in the Sale/Servicing Agreement by and between your company and Chevy Chase Bank, F.S.B., I hereby submit the above information and reports for your review as follows:

(A) Enclosed is our 2001 Audited Financial Statement prepared by our independent accounting firm of Arthur Andersen, LLP, by Mr. Daniel Lasik, Audit Partner, at 8000 Towers Crescent Drive, Vienna, Virginia 22182,
     (703) 962-3802, ID # 36-0732690. This information is confidential and by accepting it, you agree to maintain its confidentiality. This precludes all photo-copying, as well as distribution, other than for internal review purposes.

(B) Enclosed is a copy of the Uniform Single Audit Letter issued by Arthur Andersen.

(C) Evidence of our current Fidelity Bond and Errors and Omissions Insurance Policy Certificates showing coverage, limits of liability and deductibility was forwarded in March, 2001 by our company under separate cover by our Insurance Agent: Chevy Chase Insurance Company, 8401 Connecticut Avenue, Chevy Chase, Maryland 20815.

(D) As Loan Servicing Manager and an Officer of Chevy Chase Bank, and having authorization to issue this officers certification statement, I hereby submit the following:

     1. The Fidelity Bond and the Errors and Omissions Insurance Policies are in full force and effect and meet the requirements of the definitions of such terms.

     2. All information pertaining to real estate transactions has been reported as required by the Internal Revenue Service.

     3. All insurance premiums for each Hazard Insurance Policy, Flood Insurance Policy (if any), Primary Mortgage Insurance Policy (if any), And FHA Certification of Mortgage Insurance (if any) and all taxes, ground rents and other charges have been paid when due or within applicable grace periods.

     4. The Status of each mortgage has been reported to the major credit repositories each month.

     5. All required interest rate and/or monthly payment adjustments for the ARMS and GPARMS were made in accordance with the mortgage documents.

     6. The officer signing this certificate has reviewed the activities and performance of the Service during the preceding fiscal year under the Standard Servicing Agreement and, to the best of the officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities and obligations under the Standard Servicing Agreement throughout such year.

Sincerely,

Vicki L. Parry
Vice President
Mortgage Loan Servicing Division

Ex 99.3 (d)
COLONIAL SAVINGS    (logo)
A TRADITION OF SERVICE

Annual Certification for the
Single Family Mortgage Revenue Bond Issue

In accordance with the sale and service agreement for the referenced program, I, the undersigned hereby certify as to each mortgage loan being serviced by the below named institution that as of the preceeding anniversary date of the agreement:

1. As an "Officer" of the below named institution as such term is defined in the agreement and being authorized to issue this annual certificate.

2. All real estate taxes and special assessments of any nature, relating to the mortgage loans, have been paid as and when due.

3. The hazard insurance policies and flood policies (as applicable), are fully paid and comply with the agreement.

4. Analysis has been made to insure sufficient monies are being collected in escrow for the current year.

5. All inspections have been made as required by the agreement.

6. All PMI/MIP premiums have been paid in a timely manner and the loans have been administered in accordance with the pertinent master policies (as applicable).

It is further certified that,

A. To the best of my knowledge and upon reasonable investigation, the servicing of the mortgage loans during the year preceding the last anniversary date of the agreement has been conducted in compliance with the agreement except for such exceptions as have been set forth below:

   Exceptions (if any):

B. A review of activities with respect to performance under the agreement during the year preceeding the last anniversary date of the agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of the below date in the fulfillment of any obligations under the agreement other than the events of the default, if any, which have been listed below with the nature and status thereof:

   Event of default (if any):

Participant: Colonial Savings & Loan Association
Signed:
Title: Cary W. Adams
Dated: December 31, 2001
Senior Vice President

Ex 99.3 (e)
Countrywide
Home Loans     (logo)

400 Countrywide Way
Simi Valley, California 93065-6298

April 11, 2002

Wells Fargo
9062 Old Annapolis Rd. MAC-N2702-011
Columbia, MD 21045


OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2001 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.


Joseph Candelario
First Vice Preisdent
Compliance Officer
Loan Administration

Ex 99.3 (f)
CUNA Mutual Mortgage      (logo)
Corporation

March 25, 2002
Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year.

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(F) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and abandonment of Mortgage Property required per section 605OH, 6050J and 605OP of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:




Officer: Stephen P. Renock



Title: President & CEO


Date: March 25, 2002

Ex 99.3 (g)
HIBERNIA
MEMBER FDIC (LOGO)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE:     Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
Greg J Bell

Senior Vice President
Title

April 5, 2002
Date

HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, LOUISIANA 70821
* 225-381-2000

Ex 99.3 (h)
HOMESIDE
LENDING (LOGO)

July 3, 2002

Ms. Dionne Waldron-Dixon
Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MID 21045

Re:     Officer's Certificate

Dear Ms. Waldron-Dixon:


The undersigned Officer certifies the following for the 2001 fiscal year:

- I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

- I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing.

- I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.

- All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid, and that all such insurance policies are in full force and effect.

- All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.

- All Custodial Accounts have been reconciled and are properly funded.

- All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Finally, the Servicer Information Form and our most recent copy of FHLMC Form 16SF are enclosed. The bank statements will be provided under separate cover. Should you need anything further please contact Lynda M. Pohwat at
(904)281-4705 or lmpohwat@homeside.com.

Sincerely,

Karen Bryan
Vice President

lp
encs.

Ex 99.3 (i)
Annual Statement as to Compliance

We have reviewed the activities and performance of HSBC Mortgage Corporation
(USA) under the Servicing Agreement for the year ended December 31, 2001. To the best of my knowledge, based upon such review, the HSBC Mortgage Corporation
(USA) has fulfilled its duties, responsibilities and obligations under the Servicing Agreement.

Gary P. Zimmermann
Senior Vice President
Mortgage Servicing

Ex 99.3 (j)
Huntington
Mortgage
Company (LOGO)

The Huntington Mortgage Company
7575 Huntington Park Drive
Columbus, Ohio 43235

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

Officer

Title

Date

A subsidiary of The Huntington National Bank

Ex 99.3 (k)
MidAmerica
Bank    (logo)


Wells Fargo Bank Minnesota, N.A.
11000 Broken land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently am approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreernrmt, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
(if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandoinnent of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, bave been prepared and filed.

Certified By:

Officer


Title

06/26/02
Date

Ex 99.3 (l)
National City
Mortgage (logo)

National City Mortgage Co.
3232 Newmark Drive - Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820


Wells Fargo Bank, Minnesota NA
Attn: Dionne Waldron-Dixon
11000 Broken Land Parkway
Columbia, Maryland 21044-3562

RE:     Annual Officer's Servicing Certification

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:


(a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to;
(b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;
(c) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
(if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
(d) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, NA;
(e) All bonds, mortgages, and title policies are held by National City
Mortgage;
(f) All Custodial Accounts have been reconciled and are properly funded; and
(g) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

Officer (Mary Beth Criswell)

National City Mortgage
Company

Vice President
Title

March 22, 2002
Date